Form 10QSB
period 1999-03-31
VOV ENTERPRISES INC
filed 1999-08-04
CIK 1010019

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

                         Commission file number: 0-25833


                              VOV ENTERPRISES, INC.
                              ---------------------
                 (Name of Small Business Issuer in its charter)


            Colorado                                             84-1504370
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 976,200 shares as of March 31, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                             $   661
                                                                        -------

     Total Assets                                                       $   661
                                                                        =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Notes payable - stockholders                                           $ 7,200
 Accrued interest - stockholders                                             86
                                                                        -------

     Total Current Liabilities                                            7,286
                                                                        -------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                        (9,227)
                                                                        -------

     Total Stockholders' Equity (Deficit)                                (6,625)
                                                                        -------

     Total Liabilities and Stockholders' Equity (Deficit)               $   661
                                                                        =======


                        See notes to unaudited condensed
                              financial statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 1999



                                              Three Months Ended    Inception to
                                                   March 31,          March 31,
                                            ----------------------    ---------
                                               1999         1998         1999
                                               ----         ----         ----

Revenue                                     $    --      $    --      $    --

Operating expenses                              6,559          (12)       9,141
                                            ---------    ---------    ---------

  Loss From Operations                         (6,559)         (12)      (9,141)
                                            ---------    ---------    ---------

Other Income (Expense):
 Interest expense - stockholders                  (86)        --            (86)
                                            ---------    ---------    ---------

  Total Other Income (Expense)                    (86)        --            (86)
                                            ---------    ---------    ---------

Net Loss                                    $  (6,645)   $     (12)   $  (9,227)
                                            =========    =========    =========

Net loss per share of common stock:
  Basic                                     $    (.01)   $    --      $    (.01)
                                            =========    =========    =========
  Diluted                                   $    (.01)   $    --      $    (.01)
                                            =========    =========    =========

Weighted average number of common
 shares outstanding:
  Basic                                       976,200      976,200      972,542
  Diluted                                     976,200      976,200      972,542




                        See notes to unaudited condensed
                              financial statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 AND
            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 1999


                                                              Three Months Ended  Inception to
                                                                   March 31,        March 31,
                                                              ------------------    ---------
                                                               1999        1998       1999
                                                               ----        ----       ----

Cash Flows From Operating Activities:
  Net loss                                                    $(6,645)   $   (12)   $(9,227)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                         --         --          812
   Changes in liabilities:
    Increase in accrued interest                                   86       --           86
                                                              -------    -------    -------

       Net Cash (Used) By Operating Activities                 (6,559)       (12)    (8,329)
                                                              -------    -------    -------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                              7,200       --        7,200
  Issuance of common stock                                       --         --        1,790
                                                              -------    -------    -------

       Net Cash Provided By Financing Activities                7,200       --        8,990
                                                              -------    -------    -------

       Net Increase (Decrease) in Cash and Cash Equivalents       641        (12)       661

       Cash and Cash Equivalents at Beginning of Period            20         67       --
                                                              -------    -------    -------

       Cash and Cash Equivalents at End of Period             $   661    $    55    $   661
                                                              =======    =======    =======

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $  --      $  --      $  --
    Income taxes                                              $  --      $  --      $  --





                        See notes to unaudited condensed
                              financial statements.
                                       -3-


                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-SB previously filed with the Securities and Exchange Commission.

Per Share Information
---------------------

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of March 31, 1999, the Company had not identified any such candidates.

Results of Operations
---------------------

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998.

     No operating revenues were generated during the three months ended March 31, 1999 and 1998. Operating expenses increased by $6,547 to $6,559 for the three months ended March 31, 1999 compared to $12 for the three months ended March 31, 1998. The increase in operating expenses resulted from professional fees incurred in connection with filing a Form 10-SB. The Company's net loss increased to $6,645 for the three months ended March 31, 1999 compared to $12 for the three months ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1999, stockholders loaned $7,200 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $6,625 as of March 31, 1999.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 2. Changes in securities

None.

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Submission of matters to a vote of security holders

None.

ITEM 5. Other information

None.

ITEM 6. Exhibits and reports on Form 8-K

Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: July 30, 1999                         Vov Enterprises, Inc.
                                            -----------------------
                                            (Registrant)


                                            /s/ Earnest Mathis, Jr.
                                            -----------------------
                                            Earnest Mathis, Jr.
                                            President

                                            /s/ Gary J. McAdam
                                            ------------------
                                            Gary J. McAdam
                                            Treasurer
                                            (Principal Accounting Officer)
                                            and Secretary