Form 10KSB
period 1999-12-31
VOV ENTERPRISES INC
filed 2000-03-30
CIK 1010019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

 For the fiscal  year  ended  December  31,  1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee  Required]

For the  transition  period from  _______________  to________________

Commission File No. 0-25833

                              VOV ENTERPRISES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Colorado                                         84-1504370
---------------------------------                       ---------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)


                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
            ----------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 794-9450

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes          No    X
                                -------     -------

     As of February 29, 2000, 976,200 shares of the Registrant's no par value Common Stock were outstanding. As of February 29, 2000, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were negligible.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development.

     Vov Enterprises, Inc. (the "Company") was organized under the laws of the State of Colorado, on February 23, 1996, to make a distribution of the shares of Common Stock to friends and business associates of the Company's officers and directors who are accredited investors. The purpose of the distribution was to allow the Company to become widely-held, thereby allowing it the opportunity to merge in the future with a privately-held company seeking a larger stockholder base. As a result of the foregoing distribution, the Company currently has 235 shareholders.

     The Company is seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past three years.

     The Company believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and (c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's executive officers will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's executive officers will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's executive officers.Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's executive officers anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company will be required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under the Colorado Business Corporation Act, a business combination typically requires the approval of a majority of all the votes entitled to be cast on the business combination of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Article 113 of the Colorado Business Corporation Act. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated at the present time.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Ernest Mathis, Jr., the Company's President and a Director of the Company. The Company's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.


Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company is provided rent free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     As of February 28, 1999, the Company has 235 holders of record of its Common Stock.

Dividend Policy

     The Company has not paid any dividends since it is inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Blue Sky Considerations

     The laws of some states prohibit the resale of securities issued by "blank check" or "shell" corporations. The Company may be considered a "blank check" or "shell" corporation for the purpose of state securities laws. Accordingly, it is possible that current shareholders may be unable to resell their securities in other states. The Company is unaware which particular states prohibit such resales, other than Idaho and Indiana.

     The Commission has suggested that the Company take steps to prohibit further transfer of the securities distributed to current shareholders, unless the Company is assured that the further transfer would not violate the securities laws of the fifty states. The Company believes that the Commission has no authority to cause the Company to place restrictions on the securities it previously distributed and which it currently does not own. Such action by the Company would legally be construed as a unilateral modification of a fully executed contract and would be considered as a breach thereof. Further, the Company believes that such action by the Commission would be a usurpation of the authority granted it by Congress.

     Further, because each state has a series of exempt securities transaction predicated upon the particular facts of each transaction, it is impossible to determine if a contemplated transaction by an existing shareholder would possibly violate the securities laws of any particular state.

     In the event a current shareholder or broker/dealer resells its securities in a state where such resale is prohibited, the Company believes that the seller thereof may be liable criminally or civilly under that particular state's laws. The Company believes that it will not be liable for such improper secondary sales.

     Existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.

SEC Rule 15g

     The Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The Company seeks merger candidates with on-going operations. As of December 31, 1999, the Company had not identified any such candidates.

Results of Operations

Year Ended December 31, 1999 vs. Year Ended December 31, 1998.

     No operating revenues were generated during the years ended December 31, 1999 and 1998. Operating expenses increased by $15,403 to $15,450 for the year ended December 31, 1999 compared to $47 for the year ended December 31, 1998. The increase in operating expenses resulted from professional fees incurred in connection with filing a Form 10-SB and other periodic reports. The Company's net loss increased to $16,445 for the year ended December 31, 1999 compared to $47 for the year ended December 31, 1998.

Liquidity and Capital Resources

         During 1999, stockholders loaned $14,700 to the Company. The loans bear interest at 12% and are payable upon demand. The Company had a working capital deficiency of $16,425 at December 31, 1999.

         The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

ITEM 7.  FINANCIAL STATEMENTS

                              VOV ENTERPRISES, INC.

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                 Page
--------------------                                                 ----

 Independent Auditors' Report                                         F-2

 Independent Auditor's Report                                         F-3

 Balance Sheet as of December 31, 1999                                F-4

 Statements of Operations for the years ended
  December 31, 1999 and 1998 and for the period
  from February 23, 1996 (date of inception)
  to December 31, 1999                                                F-5

 Statements of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 1999, 1998, 1997 and 1996              F-6

 Statements of Cash Flows for the years ended
  December 31, 1999 and 1998 and for the period
  from February 23, 1996 (date of inception)
  to December 31, 1999                                                F-7

 Notes to Financial Statements                                        F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Vov Enterprises, Inc.


We have audited the accompanying balance sheet of Vov Enterprises, Inc. ( a development stage Company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from February 23, 1996 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vov Enterprises, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from February 23, 1996 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $16,445 during the year ended December 31, 1999, and, as of that date had a working capital deficiency of $16,425 and stockholders' deficit of $16,425. As discussed in Note 1 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            Angell & Deering
                                            Certified Public Accountants


Denver, Colorado
February 23, 2000

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Stockholders
VOV Enterprises, Inc.
(A Development Stage Enterprise)
Englewood, Colorado

I have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows for VOV Enterprises, Inc. (A Development Stage Enterprise) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of VOV Enterprises, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The continuation of the Company's business is dependent upon its ability to maintain adequate financing arrangements and ultimately, upon future profitable operations. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               LARRY LEGEL




                                               Certified Public Accountant


February 11, 1999

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $  1,770
                                                                       --------

     Total Assets                                                      $  1,770
                                                                       ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable - trade                                             $  2,500
  Notes payable - stockholders                                           14,700
  Accrued interest - stockholders                                           995
                                                                       --------

     Total Current Liabilities                                           18,195
                                                                       --------

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 25,000,000 shares
   authorized, 976,200 shares issued and outstanding                      2,602
  Deficit accumulated during the development stage                      (19,027)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (16,425)
                                                                       --------
     Total Liabilities and Stockholders' Equity (Deficit)              $  1,770
                                                                       ========










                     The accompanying notes are an integral
                       part of these financial statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                               Year Ended
                                               December 31,         Inception To
                                             ---------------        December 31,
                                             1999        1998           1999
                                             ----        ----           ----


Revenue                                   $    --       $    --       $    --

Operating expenses                           15,450            47        18,032
                                          ---------     ---------     ---------

   Loss From Operations                     (15,450)          (47)      (18,032)

Other Income (Expense):
  Interest expense - stockholders              (995)         --            (995)
                                          ---------     ---------     ---------

   Net Income (Loss)                      $ (16,445)    $     (47)    $ (19,027)
                                          =========     =========     =========

Net Income (Loss) Per Share of
 Common Stock:

   Basic                                  $    (.02)    $    --       $    (.02)
                                          =========     =========     =========

   Diluted                                $    (.02)    $    --       $    (.02)
                                          =========     =========     =========

Weighted Average Number of
 Common Shares Outstanding:

   Basic                                    976,200       976,200       973,257

   Diluted                                  976,200       976,200       973,257












                     The accompanying notes are an integral
                       part of these financial statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                    Common Stock
                                                  -----------------  Accumulated
                                                  Shares     Amount    Deficit
                                                  ------     ------    -------


Balance at February 23, 1996 (inception)             --     $   --     $   --

Shares of common stock issued in February
 1996 for cash at $.002 per share                 895,000      1,790       --

Shares of common stock issued in
 April 1996 Private Placement
 distribution for no cash, valued
 at $.01 per share                                 81,200        812       --

Net loss for the period                              --         --       (2,476)
                                                 --------   --------   --------

Balance at December 31, 1996                      976,200      2,602     (2,476)

Net loss for the year                                --         --          (59)
                                                 --------   --------   --------

Balance at December 31, 1997                      976,200      2,602     (2,535)

Net loss for the year                                --         --          (47)
                                                 --------   --------   --------

Balance at December 31, 1998                      976,200      2,602     (2,582)

Net loss for the year                                --         --      (16,445)
                                                 --------   --------   --------

Balance at December 31, 1999                      976,200   $  2,602   $(19,027)
                                                 ========   ========   ========











                     The accompanying notes are an integral
                       part of these financial statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                    Year Ended
                                                    December 31,    Inception To
                                               -------------------- December 31,
                                                  1999       1998       1999
                                                  ----       ----       ----
Cash Flows From Operating Activities:
  Net income (loss)                            $(16,445)   $    (47)   $(19,027)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
    Issuance of common stock in Private
     Placement distribution                        --          --           812
   Changes in assets and liabilities:
    Accounts payable                              2,500        --         2,500
    Accrued interest                                995        --           995
                                               --------    --------    --------

       Net Cash (Used) By Operating
        Activities                              (12,950)        (47)    (14,720)
                                               --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholder loans                14,700        --        14,700
  Issuance of common stock                         --          --         1,790
                                               --------    --------    --------

       Net Cash Provided By Financing
        Activities                               14,700        --        16,490
                                               --------    --------    --------

       Net Increase (Decrease) in Cash
        and Cash Equivalents                      1,750         (47)      1,770

       Cash and Cash Equivalents at
        Beginning of Period                          20          67        --
                                               --------    --------    --------

       Cash and Cash Equivalents at
        End of Period                          $  1,770    $     20    $  1,770
                                               ========    ========    ========

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the period for:
   Interest                                    $   --      $   --      $   --
   Income taxes                                    --          --          --




                     The accompanying notes are an integral
                       part of these financial statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
     Description of Business
     -----------------------
          Vov Enterprises, Inc. (the "Company") was organized on February 23, 1996 as a Colorado corporation. The Company is in the development stage as is more fully defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

     Basis of Presentation
     ----------------------
          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required.

          The Company's continued existence is dependent upon its ability to secure loans from its principal stockholders. Future operating expenses will be funded by these loans. The Company's ability to continue to meet its obligations is dependent upon obtaining the above loans.

     Cash and Cash Equivalents
     -------------------------
          For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Income Taxes
     ------------
          Deferred income taxes are provided for temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax laws and rates for the years when the differences are expected to reverse.

     Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
          As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

          Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Estimates
     ---------
          The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   -----------------------------------------------------
     Estimates (Continued)
     ---------------------
          and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Notes Payable - Stockholders
   ----------------------------
          12% unsecured demand notes payable to Stockholders.         $14,700
                                                                      =======

3. Preferred Stock
   ---------------
          The authorized preferred stock of the Company consists of 10,000,000 shares, no par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

4. Income Taxes
   ------------
          The components of the provision for income taxes are as follows:


                                                      Year Ended
                                                     December 31,   Inception To
                                                 -----------------    December
                                                 1999         1998      1999
                                                 ----         ----      ----
             Current:
               Federal                           $--          $--        $--
               State                              --           --         --
                                                 ---          ---        ---

                Total                             --           --         --
                                                 ---          ---        ---

              Deferred:
               Federal                            --           --         --
               State                              --           --         --
                                                 ---          ---        ---

                Total                             --           --         --
                                                 ---          ---        ---

             Total Provision For Income Taxes    $--          $--        $--
                                                 ===          ===        ===

          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

4. Income Taxes (Continued)
   ------------------------
                                                     Year Ended
                                                     December 31,   Inception To
                                                     ------------     December
                                                    1999       1998      1999
                                                    ----       ----      ----

         Federal statutory rate                     (34)%      (34)%       (34)%
         State income taxes, net of federal
          benefits                                   (3)        (3)         (3)
         Valuation allowance                         37         37          37
                                                    ---        ---         ---

         Total                                       --%        --%         --%
                                                    ===        ===         ===
          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                                      Year Ended
                                                                      December 31,       Inception To
                                                                  ------------------        December
                                                                  1999          1998          1999
                                                                  ----          ----          ----

          Income taxes at the federal statutory rate            $(5,991)        $(16)        $(6,469)
          Federal surtax exemption                                3,125            9           3,615
          State income taxes, net of federal benefits              (664)          (2)           (768)
          Valuation allowance                                     3,530            9           3,622
                                                                -------        -----         -------

          Total                                                $     --        $  --       $      --
                                                               ========        =====       =========

          Significant components of deferred income taxes as of December 31, 1999 are as follows:


          Net operating loss carry forward                         $ 3,622
                                                                   -------

          Total deferred tax asset                                   3,622

          Less valuation allowance                                  (3,622)
                                                                   -------

          Net Deferred Tax Asset                                   $    --
                                                                   =======

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $3,622 as of December 31, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $3,130 for the year ended December 31, 1999. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

          As of December 31, 1999 the Company had net operating loss carryforwards of approximately $19,000. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2011 through 2019.

                              VOV ENTERPRISES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


5. Related Party Transactions
   --------------------------
          Notes payable - stockholders (Note 2).


6. Fair Value of Financial Instruments
   -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1999:

                                                            1999
                                                   -------------------------
                                                   Carrying       Estimated
                                                    Amount        Fair Value
                                                    ------        ----------
           Financial Assets:
            Cash and cash equivalents               $ 1,770         $ 1,770

           Financial Liabilities:
            Notes payable                            14,700          14,700

          The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of the notes payable approximates fair value because of the market rate of interest on the notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     (a) The independent certified public accounting firm for the Company, Larry Legel, has been dismissed due to the Company's desire to engage a local certified public accounting firm for ease of administration. Accordingly, the dismissal was necessary in order for the Company to retain Angell & Deering, Denver, Colorado as the Company's independent certified public accountants. The dismissal was effective January 24, 2000.

     (b) (i) Larry Legel was dismissed solely because of the Company's desire to have a local independent certified public accounting firm.

          (ii) The reports on the financial statements of the Company by Larry Legel over the past two years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except for a qualification based upon the Company's business being dependent upon its ability to maintain adequate financing arrangements and ultimately, upon future profitable operations which have raised substantial doubt about its ability to continue as a going concern.

          (iii) The decision to change accountants was approved by the Board of Directors of the Company.

          (iv) During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of Larry Legel there were no disagreements with Larry Legel on any matter of accounting principles or practices, financial statements, disclosure or auditing scope or procedure.

          (v) No reportable events referred to in Item 304(a)(v) of regulation S-K occurred during the two years prior to the dismissal of Larry Legel.

               (2) Angell & Deering has been engaged effective January 24, 2000. The Company did not, during the two most recent fiscal years or any subsequent interim period prior to engaging Angell & Deering, consult with Angell & Deering on any matter.

               (3) The Company has provided Larry Legel with a copy of the foregoing disclosures and Larry Legel has furnished the Company with a letter addressed to the Commission stating that it agrees with the foregoing statements made by the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors are as follows:

                                                                Officer/Director
      Name                  Age              Position                Since
      ----                  ---              --------           ----------------

Earnest Mathis, Jr.         40              President and             1996
                                            Director

Gary J. McAdam              48              Secretary/Treasurer       1996
                                            and Director

Gary A. Agron               55              Director                  1996


     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

Earnest Mathis, Jr. - President and Director.

     From September 1988 to December 1999, Mr. Mathis was President and director of Express Capital Concepts, Inc., a blank check company. Express Capital is a Delaware corporation formed in May 1988. In 1988 Express completed a public offering after its S-18 registration statement was cleared by the SEC. Mr. Mathis purchased stock in Express at the time of formation and still owns the shares. In June 1997 Express entered into a binding letter of intent with privately held GreyStone Technology, Inc. ("GreyStone"). In December 1999, Express completed a business combination with GreyStone, an operating company engaged in the design, manufacture and marketing of its proprietary software. On December 22, 1999, Express held a special shareholder's meeting where the shareholders approved the name change to GreyStone Digital Technology, Inc. ("GreyStone Digital"). In connection with the business combination, Mr. Mathis resigned as an officer and director of the corporation. GreyStone Digital's shares trade on the bulletin board under the symbol "GSTN."

     From April 1994 to February 1997 Mr. Mathis was President and a director of Galt Financial Corporation, a Colorado corporation formed in June 1987. Prior to Mr. Mathis being involved with Galt, the Company had completed a public offering through a S-18 registration statement. In April 1994, Mr. Mathis restructured Galt and purchased stock from the corporation. In February 1997, Galt completed a business combination with Capital Growth Holdings Corporation, a development stage financial services company and Galt changed its name to Microcap Financial. Mr. Mathis resigned as an officer and director of Galt upon the completion of the business combination. No other relationships existed with Galt


                                      III-1
after the completion of the business combination. In 1999, the company changed its name to Globalnet Financial. Com, Inc. and its securities are traded on the Bulletin Board under the symbol "GLBND".

     From May 1994 to September 1996, Mr. Mathis was President and a director of Dynasty Capital Corporation, a Florida corporation formed in October 1986. Prior to Mr. Mathis' involvement, in June 1987, Dynasty completed a public offering of its securities. In May 1994, Mr. Mathis purchased stock from the corporation. In September 1996, Dynasty completed a business combination with Visitor Services, Inc., an operating company engaged in travel services. Dynasty changed its name following the combination to Visitor Services International Corp., and trades on the Bulletin Board under the symbol "TSIG". Mr. Mathis resigned as an officer and director upon completion of the combination. No other relationships existed with the Dynasty after completion of the business combination. Mr. Mathis has not received any compensation from Dynasty.

     From July 1989 to December 1995 Mr. Mathis was President and a director of Jefferson Capital Corporation a Nevada corporation formed in July 1989. Jefferson completed a distribution of its stock to public shareholders through an S-18 registration statement in January 1990. Mr. Mathis purchased stock in Jefferson in July 1989. In December 1995 Jefferson completed a business combination with privately held Spirit Gaming Corporation, a development stage company engaged in the development of Indian casinos and Jefferson changed its name to Spirit. Spirit trades on the Bulletin Board under the symbol "SPGG". Mr. Mathis resigned as an officer and director of the corporation upon completion of the business combination. No other relationships existed with Jefferson after the completion of the business combination. Mr. Mathis has not received any compensation from Spirit.

     From April 1996 to April 1999, Mr. Mathis was President and a director of Cancun Acquisitions, Inc., a Colorado corporation formed in April 1989. In March 1996 the principal stockholders of Cancun agreed to sell majority interests to Earnest Mathis, Gary McAdam, and a third party. Messrs. Mathis and McAdam became the officers and directors of the Company. In April 1999 Cancun completed a business combination with privately held Metalico, Inc., an operating company engaged in fabricating, smelting and refining of lead and non-ferrous scrap metal recycling. Cancun changed its name to Metalico, Inc. Mr. Mathis resigned as an officer and director of Cancun upon completion of the business combination. No other relationships existed with Metalico after the completion of the business combination. As of August 1999, no market existed for Metalico's securities. Mr. Mathis has not received any compensation from Metalico. From February 1996 to February 1998, Mr. Mathis was President and a director of Hai Enterprises, Inc., a Colorado corporation formed in February 1996. In February 1998 Hai Enterprises, Inc. completed a business combination with Wrapsters, Inc. Upon completion of the transaction Hai changed its name to Wrapsters, Inc. Wrapsters is a development stage company engaged in the development of fast food sandwich shops whose securities trade on the Bulletin Board under the symbol "WRAP". In January 2000 Wrapsters changed its name to Uptown Restaurant Group, Inc. and changed its symbol to "UTRG." Mr. Mathis resigned as an officer and director of the corporation upon the completion of the business combination. No other relationships existed with Hai after the completion of the business combination. Mr. Mathis has not received any compensation from Wrapsters.

     From February 1996 to September 1998 Mr. Mathis was President and a director of Gimmel Enterprises, Inc., a Colorado corporation formed in February 1996. In September 1998 Gimmel completed a business combination with Win Systems, Inc., an operating company engaged in post secondary education. After the combination took place, Gimmel changed its name to Whitney Information Network, Inc. The company's securities trade on the Bulletin Board under the symbol "RUSS". Mr. Mathis resigned as an officer and a director of Gimmel upon the completion of the business combination. No other relationships existed with

                                      III-2

Gimmel after the completion of the business combination. Mr. Mathis has not received any compensation from Whitney. From February 1996 to March 1999, Mr. Mathis was President and a director of Zion Enterprises, Inc., a Colorado corporation formed in February 1996. In March 1999, Zion Enterprises completed a business combination with Genysis Information Systems, Inc., an operating company engaged in the development of enterprise software. After the combination took place, Zion changed its name to Genysis Information Systems, Inc. Mr. Mathis resigned as an officer and a director of Zion upon the completion of the business combination. No other relationships existed with Zion after the completion of the business combination. No market exists for the company's securities as of August 1999. Mr. Mathis has not received any compensation from Genysis.

     From February of 1996 to present. Mr. Mathis has been President and a director of Zedik, Tesh and Vov. In July 1999 Mr. Mathis became President of Chay Enterprises Inc. All of these companies are inactive Colorado Corporations. From November 1996 to the present, Mr. Mathis has been President and a director of Mauna Kea Enterprises, Inc., Kahului Enterprises, Inc., Haleakala Enterprises, Inc., Kihei Enterprises, Inc., Kauai Enterprises, Inc. All are inactive Colorado corporations. From February 1997 to May 1997, Mr. Mathis was President and a director of Hana Acquisitions, Inc., a Colorado corporation formed in May 1991. In May 1997 a principal stockholder of Hana sold control of Hana to a third party and Mr. Mathis resigned at that time. Mr Mathis received cash compensation in the amount of $60,000 for his assistance in the sale.

Gary J. McAdam - Secretary/Treasurer and a Director

     From February 1996 until November 1996, Mr. McAdam was an officer and a director of Hai Enterprises Inc., a Colorado corporation, formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of its formation and was a promoter of Hai. In November 1996, he resigned as an officer and director. Mr. McAdam has had no other relationship with Hai nor has he received any compensation from Hai. At the time of his resignation, Hai was an inactive company. From February 1996 until November 1996, Mr. McAdam was an officer and a director of Gimmel Enterprises, Inc., a Colorado corporation, formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of its formation and was a promoter of Gimmel. In November 1996, he resigned as an officer and director. Mr. McAdam has had no other relationship with Gimmel nor has he received any compensation from Gimmel. At the time of his resignation, Gimmel was an inactive company.

     From February 1996 until March 1999, Mr. McAdam was an officer and a director of Zion Enterprises Inc., a Colorado corporation, formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of its formation and was a promoter of Zion. Mr. McAdam resigned his positions upon the completion of a business combination with privately held Genysis Information Systems, Inc., an operating company engaged in the development of enterprise software. Mr. McAdam has had no other relationship with the Zion nor has he received any compensation from Zion. No public market has existed or currently exists for Zion's securities.

     From April 1996 until April 1999, Mr. McAdam was an officer and a director of Cancun Acquisitions, Inc., a Colorado corporation, formed in April 1989. Mr. McAdam purchased a principal shareholder position of Cancun in 1996. Mr. McAdam resigned his positions upon the completion of a business combination with privately held Metalico, Inc., an operating company engaged in fabricating, smelting and refining of lead and non-ferrous scrap metal recycling. Mr. McAdam has had no other relationship with Cancun nor has he received any compensation from Cancun. No public market has existed or current exists for Cancun's securities.


                                      III-3

     From May 1994 until September 1996, Mr. McAdam served as an officer and director of Dynasty Capital Corporation, a Florida corporation, formed in October 1986. Mr. McAdam purchased a principal shareholder position in 1994. Dynasty completed an offering of its securities in 1987. Mr. McAdam resigned as an officer and director upon completion of Dynasty's business combination with Visitor Services, Inc. an operating company engaged in travel services. Dynasty changed its name following the combination to Visitor Services International Corp. and trades on the bulletin Board under the symbol TSIG. Mr. McAdam has had no other relationship with Dynasty nor has he received any compensation from Dynasty. In December 1996, Mr. McAdam became an officer and director in Florida Venture Fund, Inc., a Florida corporation, formed in December 1988. Mr. McAdam resigned his positions in February 1999. Mr. McAdam has had no other relationship with Florida Venture Fund nor has he received any compensation from Florida Venture Fund. At the time of his resignation, Florida Venture Fund had not completed a business combination.

     From April 1994 until February 1997, Mr. McAdam was a director of Galt Financial Corporation, a Colorado corporation, formed in June 1987. Mr. McAdam purchased a principal shareholder position in 1994. Galt completed a public offering through an S-18 registration statement in 1988. In February 1997, Galt completed a business combination with Capital Growth Holdings Corporation, a development stage financial services company and changed its name to Capital Growth Holdings, Ltd. The Company then changed its name to Microcap Financial and more recently changed its name to Globalnet Financial.Com, Inc. Its securities are traded on the Bulletin Board under the symbol "GLBN". Mr. McAdam resigned as an officer and director of Galt upon the completion of the business combination. Mr. McAdam has had no other relationship with Galt nor has he received any compensation from Galt.

     From May 1997 through June 1997, Mr. McAdam was an officer and director of Hana Acquisitions, Inc., a Colorado Corporation, formed in May 1991. Mr. McAdam purchased a principal shareholder position in 1997. In June 1997, Mr. McAdam resigned his positions at the time of a business combination with Liberty Mint, Inc., an operating company engaged in custom minting of coins, sculptures, jewelry and other collectibles. The stock of the company trades on the bulletin board under the symbol "LIBYD". Mr. McAdam resigned as an officer and director of Hana upon the completion of the business combination. Mr. McAdam has had no other relationship with Hana. Summer Breeze, LLC, an entity which Mr. McAdam controls received 1,700,000 warrants to purchase 1,700,000 shares in connection with the business combination.

     Since December 1996, Mr. McAdam has been an officer and director of Zycom, Inc., a Colorado corporation, formed in May 1983. Mr. McAdam purchased a principal shareholder position in 1996. Zycom trades on the Bulletin Board with a symbol of "ZYCN". Mr. McAdam has had no other relationship with the Company and has received no compensation from Zycom. Zycom remains inactive at this time.

     From February 1996 until July 1999, Mr. McAdam was an officer and a director of Hesh Enterprises Inc., a Colorado corporation, formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of its formation and was a promoter of Hesh. He resigned his positions in July 1999. Mr. McAdam has had no other relationship with Hesh, nor has he received compensation from Hesh. Hesh remained inactive through the time of his resignation.

     From November 1996 to the present, Mr. McAdam has been and remains an officer and director of Mauna Lani Enterprises, Inc., Molokai Enterprises, Inc., Molokini Enterprises, Inc., Oahu Enterprises, Inc. and Waikiki Enterprises, Inc., all Colorado corporations formed in November 1996. Mr. McAdam purchased a principal shareholder position at the time of their formation and was a promoter of each of these companies.

                                      III-4

Mr. McAdam has had no other relationship with the companies nor has he received any compensation from the companies. These companies remain inactive to date.

     From February 1996 until February 1998, Mr. McAdam was an officer and director of Bes Enterprises Inc. and Dalid Enterprises, Inc., both Colorado corporations formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of their formation and was a promoter of these companies. Mr. McAdam resigned those positions in February 1998. In July 1999, Mr. McAdam became and remains an officer and director of the Companies. Mr. McAdam has had no other relationship with the companies nor has he received any compensation from the companies. These companies remain inactive to date.

     From February 1996 until July 1999, Mr. McAdam was an officer and director of Chay Enterprises Inc., and Tesh Enterprises, Inc. Colorado corporations formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of their formation and was a promoter of these companies. Mr. McAdam resigned those positions in July 1999. Mr. McAdam has had no other relationship with the two companies nor has he received any compensation from them. The companies remained inactive through the time of his resignation.

         From February 1996 until present, Mr. McAdam has been an officer and director of Vov Enterprises Inc. and Zedik Enterprises, Inc., both Colorado corporations formed in February 1996. Mr. McAdam purchased a principal shareholder position at the time of their formation and was a promoter of these companies. Mr.McAdam has had no other relationship with the two companies nor has he received any compensation from the companies. These companies remain inactive to date.

Gary A. Agron - Director

     Gary A. Agron earned his Bachelor of Arts degree from the University of Colorado in 1966 and his Juris Doctorate degree from the university of Colorado School of Law in 1969. Since 1969, he has been engaged in the private practice of law in Denver, Colorado, and since 1974, has specialized exclusively in securities law. Mr. Agron currently is a director of Xedar Corporation, a publicly-held high technology research and development firm, Meadow Valley Corporation, a publicly-held heavy construction contractor, U. S. Pawn Inc., a publicly-held pawn shop company and Zedik Enterprises, Inc., a publicly-held company that is seeking business opportunities through mergers with, or acquisitions of private companies. Mr. Agron devotes such time as is necessary to Company affairs.

     There are no family relationship between any director or executive office and any other director or executive officer.

     There are no agreements or understandings for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person. The officers and directors may resign, however, at the time of the acquisition or merger at the request of the management of the acquisition candidate.

     The activities of each Officer and Director will be material to the operation of the Company. No other person's activities will be material to the operation of the Company. There are no promoters of the Company, other than its Officers and Directors.

                                     III-5

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 1999 or 1998 and none currently receive any compensation. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings.

     Other than consulting fees and finder's fees which may be paid to unaffiliated third parties, no other individuals will receive any salaries or fees from the Company. The Company's officers and directors will not receive finder's fees, consulting fees or salaries. Officers, directors and/or principal shareholders may receive cash or stock from the sale of their shares of the Company's stock to the Company's merger/acquisition candidate or principals of the merger/acquisition candidate.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 1999, to the named executive officers:

     Individual Grants

                                   % of Total Options
                                       Granted to
                          Options      Employees
      Name                Granted       in Year  Exercise Price  Expiration Date
      ----                -------       -------  --------------  ---------------

Earnest Mathis, Jr.         -0-           0%          ----              ----

Gary J. McAdam              -0-           0%          ----              ----

Gary A. Agron               -0-           0%          ----              ----


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 1999. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of the date of this Report, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                                     III-6

                                               Amount of           Percent of
      Name                                     Ownership             Class
      ----                                     ---------             -----


Earnest Mathis, Jr. [1]                          298,334             30.56%
26 West Dry Creek Circle, Suite 600
Littleton, CO 80120

Gary J. McAdam [2]                               298,333               30.56%
6041 South Syracuse Way, Suite 307
Englewood, CO 80111

Gary A. Agron                                    298,333              30.56%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and
directors as  a
group (3 persons)[1][2]                          895,000              91.68%

[1] Represents 298,334 shares held in the name of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner.

[2] Represents 298,333 shares held in the name of GM/CM Family Partners, Ltd., a Colorado limited partnership of which Mr. McAdam is the general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------


     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     The Company was incorporated on February 23, 1996. In February 1996, the Company issued a total of 895,000 shares of Common Stock to the Company's Officer, Directors, and one director's wife.

     Other than the Company's officers and directors, there are no promoters as that term is defined in Rule 405 of Regulation C. The Company's officers and directors are deemed founders of the Company. The 895,000 shares of common stock issued to the Company's officers and directors were issued for cash in the amount of $1,790.00. A portion of the foregoing shares are held in the name of nominees on behalf of the said officers and directors. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."


                                     III-7

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a. Exhibits:

         Exhibit No.       Title
         -----------       -----

            2.01     Articles of Incorporation of the Registrant [1]

            2.02     Bylaws of the Registrant [1]

                     [1] Filed with the Company's Form 10-SB.

           16.01     Letter regarding change in certified public accountant

     b. Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.



                                      III-8

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 15, 2000.

                                        VOV ENTERPRISES, INC.



                                        By   /s/ Earnest Mathis, Jr.
                                             -----------------------------------
                                             Earnest Mathis, Jr., President



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----


/s/ Earnest Mathis, Jr.         President and Director            March 20, 2000
------------------------
Earnest Mathis, Jr.

/s/ Gary J. McAdam              Secretary/Treasurer (Chief        March 20, 2000
------------------------        Financial Officer) and
Gary J. McAdam                  Director

/s/ Gary A. Agron               Director                          March 20, 2000
------------------------
Gary A. Agron


                                      III-9