Form 10QSB
period 2000-03-31
VOV ENTERPRISES INC
filed 2000-05-11
CIK 1010019

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2000

                         Commission file number: 0-25833


                              VOV ENTERPRISES, INC.
                 (Name of Small Business Issuer in its charter)


           Colorado                                              84-1504370
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ___  No  X


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 976,200 shares as of March 31, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $  1,555
                                                                       --------

     Total Assets                                                      $  1,555
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Account payable - trade                                               $  8,659
 Notes payable - stockholders                                            14,700
 Accrued interest - stockholders                                          1,436
                                                                       --------

     Total Current Liabilities                                           24,795
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (25,842)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (23,240)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $  1,555
                                                                       ========




                        See notes to unaudited condensed
                              financial statements.

                                             VOV ENTERPRISES, INC.
                                         (A Development Stage Company)
                                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                              TO MARCH 31, 2000


                                                      Three Months Ended
                                                           March 31,                       Inception to
                                                          ----------                        March 31
                                                  2000                  1999                   2000
                                                  ----                  ----                   ----

Revenue                                        $    --                $    --                $    --

Operating expenses                                 6,374                  6,559                 24,406
                                               ---------              ---------              ---------

  Loss From Operations                            (6,374)                (6,559)               (24,406)
                                               ---------              ---------              ---------

Other Income (Expense):
 Interest expense - stockholders                    (441)                   (86)                (1,436)
                                               ---------              ---------              ---------

  Total Other Income (Expense)                      (441)                   (86)                (1,436)
                                               ---------              ---------              ---------

  Net Loss                                     $  (6,815)             $  (6,645)             $ (25,842)
                                               =========              =========              =========

Net loss per share of common stock:
  Basic                                        $    (.01)             $    (.01)             $    (.03)
                                               =========              =========              =========
  Diluted                                      $    (.01)             $    (.01)             $    (.03)
                                               =========              =========              =========

Weighted average number of common
 shares outstanding:
  Basic                                          976,200                976,200                973,436
  Diluted                                        976,200                976,200                973,436





                                         See notes to  unaudited  condensed
                                               financial statements.
                                                       -2-


                                              VOV ENTERPRISES, INC.
                                           (A Development Stage Company)
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                             FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                                 TO MARCH 31, 2000


                                                                        Three Months Ended
                                                                             March 31,               Inception to
                                                                             ---------                 March 31,
                                                                       2000             1999              2000
                                                                       ----             ----              ----

Cash Flows From Operating Activities:
  Net loss                                                          $ (6,815)         $ (6,645)         $(25,842)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                                --                --                 812
   Changes in liabilities:
    Accounts payable                                                   6,159              --               8,659
    Accrued interest                                                     441                86             1,436
                                                                    --------          --------          --------

      Net Cash (Used) By Operating Activities                           (215)           (6,559)          (14,935)
                                                                    --------          --------          --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                                      --               7,200            14,700
  Issuance of common stock                                              --                --               1,790
                                                                    --------          --------          --------

      Net Cash Provided By Financing Activities                         --               7,200            16,490
                                                                    --------          --------          --------

      Net Increase (Decrease) in Cash And Cash Equivalents              (215)              641             1,555

      Cash and Cash Equivalents at Beginning of Period                 1,770                20              --
                                                                    --------          --------          --------

      Cash and Cash Equivalents at End of Period                    $  1,555          $    661          $  1,555
                                                                    ========          ========          ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                         $   --            $   --            $   --
   Income taxes                                                     $   --            $   --            $   --




                                            See notes to  unaudited  condensed
                                                  financial statements.
                                                          -3-

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Per Share Information

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of March 31, 2000, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended March 31, 2000,  vs. Three Months Ended March 31, 1999.

     No operating revenues were generated during the three months ended March 31, 2000 and 1999. Operating expenses decreased by $185 to $6,374 for the three months ended March 31, 2000, compared to $6,559 for the three months ended March 31, 1999. The Company's net loss increased to $6,815 for the three months ended March 31, 2000, compared to $6,645 for the three months ended March 31, 1999.

Liquidity and Capital Resources.

     As of March 31, 2000, stockholders have loaned $14,700 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $23,240 as of March 31, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.


PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 11, 2000              VOV ENTERPRISES, INC.
                                   (Registrant)


                                /s/ Earnest Mathis, Jr.
                                -----------------------
                                Earnest Mathis, Jr.
                                Chief Executive Officer, Chief Financial Officer
                                  (Principal Accounting Officer), Secretary
                                  and Director