Form 10QSB
period 2001-03-31
VOV ENTERPRISES INC
filed 2001-05-11
CIK 1010019

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001

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

         Yes    X                                   No
            --------                                   --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 976,200 shares as of March 31, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 MARCH 31, 2001



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $  1,488
                                                                       --------

     Total Assets                                                      $  1,488
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Account payable - trade                                              $  1,624
  Notes payable - stockholders                                           34,500
  Accrued interest - stockholders                                         4,632
                                                                       --------

     Total Current Liabilities                                           40,756
                                                                       --------

Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000
   shares authorized, none issued or outstanding                           --
  Common stock:  no par value, 25,000,000 shares
   authorized, 976,200 shares issued and outstanding                      2,602
  Deficit accumulated during the development stage                      (41,870)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (39,268)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $  1,488
                                                                       ========


                             See notes to unaudited
                         condensed financial statements.



                                    VOV ENTERPRISES, INC.
                                (A Development Stage Company)
                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
                  FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                      TO MARCH 31, 2001


                                                          Three Months Ended
                                                               March 31,         Inception to
                                                        ---------------------      March 31
                                                           2001         2000         2001
                                                        ---------    ---------    ---------
Revenue                                                 $    --      $    --      $    --

Operating expenses                                          5,364        6,374       37,238
                                                        ---------    ---------    ---------

  Loss From Operations                                     (5,364)      (6,374)     (37,238)
                                                        ---------    ---------    ---------

Other Income (Expense):
  Interest expense - stockholders                            (931)        (441)      (4,632)
                                                        ---------    ---------    ---------

  Total Other Income (Expense)                               (931)        (441)      (4,632)
                                                        ---------    ---------    ---------

  Net Loss                                              $  (6,295)   $  (6,815)   $ (41,870)
                                                        =========    =========    =========

Net loss per share of common stock:
  Basic                                                 $    (.01)   $    (.01)   $    (.04)
                                                        =========    =========    =========
  Diluted                                               $    (.01)   $    (.01)   $    (.04)
                                                        =========    =========    =========

Weighted average number of common shares outstanding:
  Basic                                                   976,200      976,200      973,976
  Diluted                                                 976,200      976,200      973,976


                                   See notes to unaudited
                               condensed financial statements.

                                             -2-



                                      VOV ENTERPRISES, INC.
                                  (A Development Stage Company)
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
                    FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                        TO MARCH 31, 2001


                                                              Three Months Ended
                                                                    March 31,      Inception to
                                                             --------------------    March 31
                                                               2001        2000        2001
                                                             --------    --------    --------
Cash Flows From Operating Activities:
  Net loss                                                   $ (6,295)   $ (6,815)   $(41,870)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                         --          --           812
   Changes in liabilities:
    Accounts payable                                            1,624       6,159       1,624
    Accrued interest                                              931         441       4,632
                                                             --------    --------    --------

      Net Cash (Used) By Operating Activities                  (3,740)       (215)    (34,802)
                                                             --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                              4,800        --        34,500
  Issuance of common stock                                       --          --         1,790
                                                             --------    --------    --------

      Net Cash Provided By Financing Activities                 4,800        --        36,290
                                                             --------    --------    --------

      Net Increase (Decrease) in Cash and Cash Equivalents      1,060        (215)      1,488

      Cash and Cash Equivalents at Beginning of Period            428       1,770        --
                                                             --------    --------    --------

      Cash and Cash Equivalents at End of Period             $  1,488    $  1,555    $  1,488
                                                             ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                  $   --      $   --      $   --
   Income taxes                                              $   --      $   --      $   --


                                     See notes to unaudited
                                 condensed financial statements.

                                               -3-

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of March 31, 2001, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended March 31, 2001,  vs. Three Months Ended March 31, 2000.

     No operating revenues were generated during the three months ended March 31, 2001 and 2000. Operating expenses decreased by $1,010 to $5,364 for the three months ended March 31, 2001, compared to $6,374 for the three months ended March 31, 2000. The Company's net loss decreased to $6,295 for the three months ended March 31, 2001, compared to $6,815 for the three months ended March 31, 2000.

Liquidity and Capital Resources.

     As of March 31, 2001, stockholders have loaned $34,500 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $39,268 as of March 31, 2001.

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


Date:    May 10, 2001                       VOV  ENTERPRISES,  INC.
                                                  (Registrant)


                                            /s/ Earnest Mathis
                                            ------------------
                                            Earnest Mathis
                                            Chief Executive Officer,
                                            Chief Financial Officer
                                              (Principal Accounting Officer),
                                               Secretary and Director