Form 10QSB
period 2001-06-30
VOV ENTERPRISES INC
filed 2001-08-10
CIK 1010019

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2001

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

                           Yes    X          No
                               -------          -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 976,200 shares as of June 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2001



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $    599
                                                                       --------

     Total Assets                                                      $    599
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Notes payable - stockholders                                          $ 36,600
 Accrued interest - stockholders                                          5,689
                                                                       --------

     Total Current Liabilities                                           42,289
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (44,292)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (41,690)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $    599
                                                                       ========


                             See notes to unaudited
                         condensed financial statements.



                                        VOV ENTERPRISES, INC.
                                    (A Development Stage Company)
                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                      FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                          TO JUNE 30, 2001


                                        Three Months Ended         Six Months Ended
                                              June 30,                 June 30,         Inception to
                                      ----------------------    ----------------------    June 30,
                                         2001        2000         2001         2000         2001
                                      ---------    ---------    ---------    ---------    ---------
Revenue                               $    --      $    --      $    --      $    --      $    --

Operating expenses                        1,365        2,936        6,729        9,310       38,603
                                      ---------    ---------    ---------    ---------    ---------

  Loss From Operations                   (1,365)      (2,936)      (6,729)      (9,310)     (38,603)
                                      ---------    ---------    ---------    ---------    ---------

Other Income (Expense):
 Interest expense - stockholders         (1,057)        (599)      (1,988)      (1,040)      (5,689)
                                      ---------    ---------    ---------    ---------    ---------

  Total Other Income (Expense)           (1,057)        (599)      (1,988)      (1,040)      (5,689)
                                      ---------    ---------    ---------    ---------    ---------

  Net Loss                            $  (2,422)   $  (3,535)   $  (8,717)   $ (10,350)   $ (44,292)
                                      =========    =========    =========    =========    =========

Net loss per share of common stock:
  Basic                               $    --      $    --      $    (.01)   $    (.01)   $    (.05)
                                      =========    =========    =========    =========    =========
  Diluted                             $    --      $    --      $    (.01)   $    (.01)   $    (.05)
                                      =========    =========    =========    =========    =========

Weighted average number of common
shares outstanding:
  Basic                                 976,200      976,200      976,200      976,200      974,080
  Diluted                               976,200      976,200      976,200      976,200      974,080


                                       See notes to unaudited
                                   condensed financial statements.

                                                 -2-


                                    VOV ENTERPRISES, INC.
                                (A Development Stage Company)
                        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
                  FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                      TO JUNE 30, 2001


                                                            Six Months Ended
                                                               June 30,        Inception to
                                                         --------------------    June 30,
                                                           2001        2000        2001
                                                         --------    --------    --------
Cash Flows From Operating Activities:
  Net loss                                               $ (8,717)   $(10,350)   $(44,292)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                     --          --           812
   Changes in liabilities:
    Accounts payable                                         --         2,473        --
    Accrued interest                                        1,988       1,040       5,689
                                                         --------    --------    --------

      Net Cash (Used) By Operating Activities              (6,729)     (6,837)    (37,791)
                                                         --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                          6,900       9,600      36,600
  Issuance of common stock                                   --          --         1,790
                                                         --------    --------    --------

      Net Cash Provided By Financing Activities             6,900       9,600      38,390
                                                         --------    --------    --------

      Net Increase in Cash and Cash Equivalents               171       2,763         599

      Cash and Cash Equivalents at Beginning of Period        428       1,770        --
                                                         --------    --------    --------

      Cash and Cash Equivalents at End of Period         $    599    $  4,533    $    599
                                                         ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest                                              $   --      $   --      $   --
   Income taxes                                          $   --      $   --      $   --


                                   See notes to unaudited
                               condensed financial statements.

                                             -3-

                              VOV ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of June 30, 2001, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended June 30, 2001,  vs. Three Months Ended June 30, 2000.

     No operating revenues were generated during the three months ended June 30, 2001 and 2000. Operating expenses decreased by $1,571 to $1,365 for the three months ended June 30, 2001, compared to $2,936 for the three months ended June 30, 2000. The Company's net loss decreased to $2,422 for the three months ended June 30, 2001, compared to $3,535 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001,  vs. Six Months Ended June 30, 2000.

     No operating revenues were generated during the six months ended June 30, 2001 and 2000. Operating expenses decreased by $2,581 to $6,729 for the six months ended June 30, 2001, compared to $9,310 for the six months ended June 30, 2000. The Company's net loss decreased to $8,717 for the six months ended June 30, 2001, compared to $10,350 for the six months ended June 30, 2000.

Liquidity and Capital Resources.

     As of June 30, 2001, stockholders have loaned $36,600 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $41,690 as of June 30, 2001.

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


Date: August 8, 2001                    VOV ENTERPRISES, INC.
                                            (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer),
                                        Secretary and Director